Form 10QSB
period 1995-03-31
ENEX OIL & GAS INCOME PROGRAM II-1 L P
filed 1995-05-12
CIK 743801

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1995

                                    OR

          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from...............to...............

                      Commission file number 0-13484

                ENEX OIL & GAS INCOME PROGRAM II - 1, L.P.
     (Exact name of small business issuer as specified in its charter)

                      New Jersey                    76-0098588
            (State or other jurisdiction of      (I.R.S. Employer
            incorporation or organization)      Identification No.)

                      Suite 200, Three Kingwood Place
                           Kingwood, Texas 77339
                 (Address of principal executive offices)

                Issuer's telephone number   (713) 358-8401


        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            Yes x      No
                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM II - 1, L.P.
BALANCE SHEET

                                                            MARCH 31,
ASSETS                                                         1995
                                                           (Unaudited)
CURRENT ASSETS:
  Cash                                                   $        2,001
  Accounts receivable - oil & gas sales                          10,213
  Other current assets                                              701

Total current assets                                             12,915

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities       6,372,573
  Less  accumulated depreciation and depletion                6,103,219

Property, net                                                   269,354


TOTAL                                                    $      282,269

LIABILITIES AND PARTNERS' (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                      $          568
   Current portion of note payable to general partner            25,712
   Payable to general partner                                    39,317

Total current liabilities                                        65,597

NOTE PAYABLE TO GENERAL PARTNER                                 264,553

PARTNERS' (DEFICIT):
   Limited partners                                             (30,680)
   General partner                                              (17,201)

Total partners' (deficit)                                       (47,881)

TOTAL                                                    $      282,269



See accompanying notes to financial statements.

                                    I-1



ENEX OIL & GAS INCOME PROGRAM II - 1, L.P.
STATEMENTS OF OPERATIONS


(UNAUDITED)                                           THREE MONTHS ENDED

                                                  MARCH 31,      MARCH 31,
                                                     1995           1994

REVENUES:
  Oil and gas sales                             $     16,741   $     16,324

EXPENSES:
  Depreciation and depletion                           2,460          2,617
  Lease operating expenses                             6,631         13,409
  Production taxes                                     1,383          1,130
  General and administrative                           2,850          4,491

Total expenses                                        13,324         21,647

INCOME (LOSS) FROM OPERATIONS                          3,417         (5,323)

OTHER EXPENSE:
  Interest expense to general partner                 (6,712)        (5,349)

NET LOSS                                        $     (3,295)  $    (10,672)




See accompanying notes to financial statements.

                                    I-2



ENEX OIL AND GAS INCOME PROGRAM II - 1, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)                                       THREE MONTHS ENDED

                                                 MARCH 31,    MARCH 31,
                                                   1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                       $    (3,295)  $  (10,672)

Adjustments to reconcile net loss to net cash
   provided  by operating activities:
  Depreciation and depletion                         2,460        2,617
(Increase) decrease in:
  Accounts receivable - oil & gas sales               (690)       4,655
Increase (decrease) in:
   Accounts payable                                 (4,973)      (1,618)
   Payable to general partner                        6,784        6,341

Total adjustments                                    3,581       11,995

Net cash provided  by operating activities             286        1,323

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs            (997)         -


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of note payable to gen     6,712        5,349
   Repayment of note payable to general partner     (4,000)      (4,000)

Net cash provided by financing activities            2,712        1,349

NET INCREASE IN CASH                                 2,001        2,672

CASH AT BEGINNING OF YEAR                              -            315

CASH AT END OF PERIOD                          $     2,001   $    2,987

Cash paid during the period for interest       $     6,712   $    5,349



See accompanying notes to financial statements.

                                 I-3



ENEX OIL & GAS INCOME PROGRAM II - 1. L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. The weighted average principal outstanding on the note payable to the general partner was $287,302 and $309,895 for the first quarter of 1995 and 1994, respectively. Outstanding principal bore interest at a weighted average rate of 9.47% during the first quarter of 1995 and 7.00% during the first quarter of 1994. Principal payments of $4,000 were made in the first quarter of both 1994 and 1995.




Item 2.   Management's Discussion and Analysis or Plan of Operation.


First Quarter 1995 Compared to First Quarter 1994

Oil and gas sales for the first quarter increased from $16,324 in 1994 to $16,741 in 1995. This represents an increase of $417 (3%). Oil sales increased by $1,584 or 33%. A 10% increase in production increased sales by $495, while a 21% increase in average oil prices increased sales by an additional $1,089. Gas sales decreased by $1,167 or 10%. A 21% decrease in average gas prices reduced sales by $2,779. This decrease was partially offset by a 14% increase in gas production. The changes in average prices correspond with changes in the overall market for the sale of oil and gas. The increased oil production was primarily due to higher production from a recompletion of a well in the NW Esperance Point acquisition. The higher gas production was primarily the result of a partial shut-in of gas production from the East Seven Sisters acquisition to perform a workover in the first quarter of 1994, partially offset by natural production declines.

Lease operating expenses decreased from $13,409 in the first quarter of 1994 to $6,631 in the first quarter of 1995. The decrease of $6,778 was primarily due to gas compression paid by the Company in the first quarter of 1994, which related to production in 1993, from the East Seven Sisters acquisition. Such 1993 charges were fully paid as of March 31, 1994.

Depreciation and depletion expense decreased from $2,617 in the first quarter of 1994 to $2,460 in the first quarter of 1995. This represents a decrease of $157 (6%). A 17% decrease in the depletion rate reduced depreciation and depletion expense by $500. This decrease was partially offset by the increased production, noted above. The decrease in the depletion rate was primarily the result of an upward revision of the Company's oil and gas reserves at December 31, 1994.

General and administrative expenses decreased from a $4,491 in 1994 to $2,850 in 1995. This decrease of $1,641 or 37% was primarily due to lower direct charges incurred by the Company in 1995 as the result of a renegotiated tax preparation fee.


CAPITAL RESOURCES AND LIQUIDITY

The Company discontinued the payment of distributions during 1990. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and reduce its obligations in 1995. The general partner does not intend to accelerate the repayment of the debt beyond the cash flow provided by operating activities. Based upon current projected cash flows from the properties, it does not appear that the Company will have sufficient cash to pay its operating expenses, repay its debt obligations and pay distributions.

As of March 31, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.
                        PART II.  OTHER INFORMATION

     Item 1.   Legal proceedings.

          None

     Item 2.   Changes in securities.

          None

     Item 3.   Defaults upon senior securities.

          Not Applicable

     Item 4.   Submission of matters to a vote of security holders.

          Not Applicable

     Item 5.   Other information.

          Not Applicable

     Item 6.   Exhibits and reports on Form 8-K.

          (a)  There are no exhibits to this report.

          (b) The Company filed no reports on Form 8-K during the quarter ended
                        March 31, 1995.


                                SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                   ENEX OIL & GAS INCOME
                                                  PROGRAM II - I, L.P.
                                                       (Registrant)



                                               By:ENEX RESOURCES CORPORATION
                                                      General Partner



                                               By: /s/ R. E. Densford
                                                       R. E. Densford
                                                 Vice President, Secretary
                                               Treasurer and Chief Financial
                                                          Officer




May 11, 1995                                   By: /s/ James A. Klein
                                                       James A. Klein
                                                    Controller and Chief
                                                     Accounting Officer







                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ENEX OIL & GAS INCOME
                                            PROGRAM II - 1, L.P.
                                               (Registrant)



                                       By:ENEX RESOURCES CORPORATION
                                              General Partner



                                    By:

                                               R. E. Densford
                                         Vice President, Secretary
                                       Treasurer and Chief Financial
                                                  Officer



May 11, 1995                        By:

                                                James A. Klein
                                            Controller and Chief
                                             Accounting Officer