Form 10QSB
period 1995-06-30
ENEX OIL & GAS INCOME PROGRAM II-1 L P
filed 1995-08-11
CIK 743801

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1995

                                    OR

          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from...............to...............

                      Commission file number 0-13484

                ENEX OIL & GAS INCOME PROGRAM II - 1, L.P.
     (Exact name of small business issuer as specified in its charter)

                         Texas                      76-0098588
            (State or other jurisdiction of      (I.R.S. Employer
            incorporation or organization)      Identification No.)

                     Suite 200, Three Kingwood Place
                         Kingwood, Texas  77339
                (Address of principal executive offices)


                      Registrant's telephone number:
                              (713) 358-8401


        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.




                             Yes x      No



                               PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM II - 1, L.P.
BALANCE SHEET

                                                            JUNE 30,
ASSETS                                                        1995
                                                           (Unaudited)
CURRENT ASSETS:
  Cash                                                   $         356
  Accounts receivable - oil & gas sales                         10,322
  Other current assets                                             701

Total current assets                                            11,379

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities      6,372,573
  Less  accumulated depreciation and depletion               6,106,250

Property, net                                                  266,323


TOTAL                                                    $     277,702

LIABILITIES AND PARTNERS' (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                      $         966
   Current portion of note payable to general partner           25,425
   Payable to general partner                                   43,151

Total current liabilities                                       69,542

NOTE PAYABLE TO GENERAL PARTNER                                261,936

PARTNERS' (DEFICIT):
   Limited partners                                            (36,577)
   General partner                                             (17,199)

Total partners' (deficit)                                      (53,776)

TOTAL                                                    $     277,702





See accompanying notes to financial statements.

                                    I-1

ENEX OIL & GAS INCOME PROGRAM II - 1, L.P.
STATEMENTS OF OPERATIONS


(UNAUDITED)                      QUARTER ENDED            SIX MONTHS ENDED
                           JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,
                              1995          1994          1995          1994

REVENUES:
  Oil and gas sales         $  16,013   $  25,111   $    32,754   $    41,435

EXPENSES:
Depreciation and depletion      3,031       3,990         5,491         6,607
  Lease operating expenses      7,113       5,194        13,744        18,603
  Production taxes                787       1,779         2,170         2,909
  General and administrative    3,881       3,993         6,731         8,484

Total expenses                 14,812      14,956        28,136        36,603

INCOME FROM OPERATIONS          1,201      10,155         4,618         4,832

OTHER EXPENSE:
Interest expense to genrl ptr  (7,096)     (6,130)      (13,808)      (11,479)

NET INCOME (LOSS)         $    (5,895)  $   4,025   $    (9,190)  $    (6,647)























See accompanying notes to financial statements.

                                     I-2


ENEX OIL AND GAS INCOME PROGRAM II - 1, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)                                         SIX MONTHS ENDED

                                                 JUNE 30,      JUNE 30,
                                                   1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                       $    (9,190)  $   (6,647)

Adjustments to reconcile net loss to net cash
   provided  by operating activities:
  Depreciation and depletion                         5,491        6,607
(Increase) decrease in:
  Accounts receivable - oil & gas sales               (799)       5,203
Increase (decrease) in:
   Accounts payable                                 (4,575)      (4,505)
   Payable to general partner                       10,618       13,124

Total adjustments                                   10,735       20,429

Net cash provided by operating activities            1,545       13,782

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions - development costs             (997)           -

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of note payable to general partner       (192)     (13,521)

NET INCREASE IN CASH                                   356          261

CASH AT BEGINNING OF YEAR                                0          315

CASH AT END OF PERIOD                          $       356   $      576

Cash paid during the period for interest       $    13,808   $   11,479













See accompanying notes to financial statements.

                                       I-3


ENEX OIL & GAS INCOME PROGRAM II - 1, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. Principal payments of $606 and $13,015 were made on the note payable to the general partner during the second quarter of 1995 and 1994, respectively. Weighted average principal outstanding was $288,637 and $306,092 during the second quarter of 1995 and 1994, respectively. Outstanding principal bore interest at a weighted average rate of 9.75% during the second quarter of 1995 and 8.03% during the second quarter of 1994.




Item 2. Management's Discussion and Analysis or Plan of Operation.

Second Quarter 1995 Compared to Second Quarter 1994

Oil and gas sales for the second quarter decreased from $25,111 in 1994 to $16,013 in 1995. This represents a decrease of $9,098 (36%). Oil sales decreased by $2,208 or 40%. A 47% decrease in production reduced sales by $2,589. This decrease was partially offset by a 13% increase in average oil prices. Gas sales decreased by $6,890 or 35%. A 32% decrease in average gas prices reduced sales by $6,085, while a 4% decrease in gas production reduced sales by an additional $805. The changes in average prices correspond with changes in the overall market for the sale of oil and gas. The lower oil production was primarily due to the correction of an overpayment of oil produced in 1993 from the Comite acquisition, coupled with natural production declines. The decrease in gas production was primarily the result of natural production declines.

Lease operating expenses increased from $5,194 in the second quarter of 1994 to $7,113 in the second quarter of 1995. The increase of $1,919 (37%) is primarily due to workover costs incurred on the East Seven Sisters acquisition in the second quarter of 1995, partially offset by the decline in production, noted above.

Depreciation and depletion expense decreased from $3,990 in the second quarter of 1994 to $3,031 in the second quarter of 1995. This represents a decrease of $959 (24%). A 14% decrease in the depletion rate reduced depreciation and depletion expense by $492. The declines in production, noted above, reduced depreciation and depletion expense by an additional $467. The rate decrease is a primarily the result of an upward revision of the oil and gas reserves at December 31, 1994.

General and administrative expenses decreased from $3,993 in the second quarter of 1994 to $3,881 in the second quarter of 1995. This decrease of $112 (3%) is primarily due to less staff time being required to manage the Company's operations.

First Six Months in 1995 Compared to First Six Months in 1994

Oil and gas sales for the first six months decreased from $41,435 in 1994 to $32,754 in 1995. This represents a decrease of $8,681 (21%). Oil sales decreased by $624 or 6%. An 18% decrease in oil production reduced sales by $1,882. This decrease was partially offset by a 15% increase in average oil prices. Gas sales decreased by $8,057 or 26%. A 28% decrease in average gas prices reduced sales by $9,066. This decrease was partially offset by a 3% increase in gas production. The changes in average prices correspond with changes in the overall market for the sale of oil and gas. The lower oil production was primarily due to the correction of an overpayment of oil produced in 1993 from the Comite acquisition, coupled with natural production declines. The increase in gas production was primarily the result of the partial shut-in of production from the East Seven Sisters acquisition to perform a workover in the first quarter of 1994, partially offset by natural production declines.

Lease operating expenses decreased from $18,603 in 1994 to $13,744 in 1995. The decrease of $4,859 (26%) is primarily due to gas compression charges paid by the Company in the first quarter of 1994 which related to production in 1993 from the East Seven Sisters acquisition. Such 1993 charges were fully paid in the first quarter of 1994.

Depreciation and depletion expense decreased from $6,607 in the first six months of 1994 to $5,491 in the first six months of 1995. This represents
a decrease of $1,116 (17%).   The decline in production, noted above,
decreased depreciation and depletion expense by $90, while a 16% decrease in the depletion rate reduced depreciation and depletion expense by an additional $1,026. The decrease in the depletion rate was a result of an upward revision of the oil and gas reserves at December 31, 1994.

General and administrative expenses decreased from $8,484 in the first six months of 1994 to $6,731 in the first six months of 1995. This decrease of $1,753 (21%) is primarily due to less staff time being required to manage the Company's operations coupled with a $1,435 decrease in direct expenses incurred by the Company in 1995. Direct expenses were lower due to renegotiated tax preparation fees.


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

As of June 30, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.


                        PART II.  OTHER INFORMATION

        Item 1.Legal Proceedings.

            None

        Item 2.Changes in Securities.

            None

        Item 3.Defaults Upon Senior Securities.

            Not Applicable

        Item 4.Submission of Matters to a Vote of Security Holders.

            Not Applicable

        Item 5.Other Information.

            Not Applicable

        Item 6.Exhibits and Reports on Form 8-K.

            (a)  There are no exhibits to this report.

            (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1995.


                                SIGNATURES


             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   ENEX OIL & GAS INCOME
                                                   PROGRAM II - 1, L.P.
                                                       (Registrant)



                                               By:ENEX RESOURCES CORPORATION
                                                      General Partner



                                               By: /s/ R. E. Densford
                                                       R. E. Densford
                                                 Vice President, Secretary
                                               Treasurer and Chief Financial
                                                          Officer



August 11, 1995                                By: /s/ James A. Klein
                                                        James A. Klein
                                                    Controller and Chief
                                                     Accounting Officer






                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ENEX OIL & GAS INCOME
                                           PROGRAM II - 1, L.P.
                                               (Registrant)



                                       By:ENEX RESOURCES CORPORATION
                                              General Partner



                                     By:
                                               R.E. Densford
                                         Vice President, Secretary
                                       Treasurer and Chief Financial
                                                  Officer




August 11, 1995                      By:
                                                James A. Klein
                                            Controller and Chief
                                             Accounting Officer